Form 10QSB
period 1996-03-31
ENEX OIL & GAS INCOME PROGRAM IV SERIES 4 L P
filed 1996-05-14
CIK 855112

United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                      OR

            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from...............to...............

                        Commission file number 0-18321

               ENEX OIL & GAS INCOME PROGRAM IV - SERIES 4, L.P.
       (Exact name of small business issuer as specified in its charter)

                   New Jersey                          76-0251422
         (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)            Identification No.)

                        Suite 200, Three Kingwood Place
                            Kingwood, Texas  77339
                   (Address of principal executive offices)

                   Issuer's telephone number  (713) 358-8401


      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               Yes x      No

                              PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 4, L.P.
BALANCE SHEET
- -------------------------------------------------------------------------------

                                                                 MARCH 31,
ASSETS                                                             1996
                                                               --------------
(Unaudited)
CURRENT ASSETS:
  Cash                                                         $      7,992
  Accounts receivable - oil & gas sales                              11,533
  Other current assets                                                1,048
                                                               -------------

Total current assets                                                 20,573
                                                               -------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities           1,158,836
  Less  accumulated depreciation and depletion                    1,036,426
                                                               -------------

Property, net                                                       122,410
                                                               -------------

TOTAL                                                          $    142,983
                                                               =============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                            $      2,951
   Payable to general partner                                        28,242
                                                               -------------

Total current liabilities                                            31,193
                                                               -------------

NONCURRENT PAYABLE TO GENERAL PARTNER                                56,484
                                                               -------------

PARTNERS' CAPITAL:
   Limited partners                                                  48,028
   General partner                                                    7,278
                                                               -------------

Total partners' capital                                              55,306
                                                               -------------

TOTAL                                                          $    142,983
                                                               =============






See accompanying notes to financial statements.
- -----------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 4, L.P.
STATEMENTS OF OPERATIONS
- --------------------------------------------------------------------------


(UNAUDITED)                                           THREE MONTHS ENDED
                                                    ------------------------

                                                   MARCH 31,      MARCH 31,
                                                     1996           1995
                                                  -----------    -----------

REVENUES:
  Oil and gas sales                               $   28,405         24,495
                                                  -----------    -----------

EXPENSES:
  Depreciation, depletion and amortization             7,428         13,771
  Impairment of property                             243,005              -
  Lease operating expenses                             5,293          8,277
  Production taxes                                     1,488          1,307
  General and administrative                           5,980          5,221
                                                  -----------    -----------

Total expenses                                       263,194         28,576
                                                  -----------    -----------

NET LOSS                                          $ (234,789)        (4,081)

See accompanying notes to financial statements.
- ----------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM IV - SERIES 4, L.P.
STATEMENTS OF CASH FLOWS
- -------------------------------------------------------------------------------

(UNAUDITED)
                                                         THREE MONTHS ENDED
                                                    ---------------------------

                                                      MARCH 31,       MARCH 31,
                                                        1996            1995
                                                    -----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                            $ (234,789)         (4,081)
                                                    -----------      ----------

Adjustments to reconcile net loss to net cash
   provided by operating activities:
  Depreciation, depletion and amortization               7,428          13,771
  Impairment of property                               243,005               -
(Increase) decrease in:
  Accounts receivable - oil & gas sales                 (3,820)            287
  Other current assets                                     759             828
(Decrease) in:
   Accounts payable                                     (5,712)         (3,127)
   Payable to general partner                             (462)         (1,284)
                                                    -----------      ----------

Total adjustments                                      241,198          10,475
                                                    -----------      ----------

Net cash provided by operating activities                6,409           6,394
                                                    -----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs              (1,655)         (1,053)
                                                    -----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions                                       -          (4,520)
                                                    -----------      ----------

NET INCREASE IN CASH                                     4,754             821

CASH AT BEGINNING OF YEAR                                3,238           4,633
                                                    -----------      ----------

CASH AT END OF PERIOD                               $    7,992           5,454
                                                    ===========      ==========




See accompanying notes to financial statements.
- -------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 4, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of
     Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $243,005 for certain oil and gas properties due to market conditions and reserve revisions which indicated that the carrying amounts were not fully recoverable.

Item 2Management's Discussion and Analysis or Plan of Operation.

First Quarter 1996 Compared to First Quarter 1995

Oil and gas sales for the first quarter increased from $24,495 in 1995 to $28,405 in 1996. This represents an increase of $3,910 (16%). Oil sales increased by $2,360 or 12%. A 26% increase in average oil sales prices increased sales by $4,366. This increase was partially offset by an 11% decrease in oil production. Gas sales increased by $1,550 or 28%. A 7% increase in gas production increased sales by $382. A 20% increase in average gas sales prices increased sales by an additional $1,168. The lower oil production is a primarily a result of natural production declines. The increase in gas production was primarily the result of enhanced production improvements on the Concord acquisition. The changes in average prices correspond with changes in the overall market for the sale of oil and gas.

Lease operating expenses decreased from $8,277 in the first quarter of 1995 to $5,293 in the first quarter of 1996. The decrease of $2,984 (36%) is primarily due to the changes in production, noted above.

Depreciation and depletion expense decreased from $13,771 in the first quarter of 1995 to $7,428 in the first quarter of 1996. This represents a decrease of $6,343 (46%). The changes in production, noted above, caused depreciation and depletion to decrease by $838, while a 43% decrease in the depletion rate caused an additional reduction of $5,505. The rate decrease was primarily due to the lower property basis resulting from the recognition of a $243,005 impairment of property in the first quarter of 1996.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $243,005 for certain oil and gas properties due to market conditions and reserve revisions on the Lake Decade acquisition, which indicated that the carrying amounts were not fully recoverable.

eneral and administrative expenses increased from $5,221 in the first quarter of 1995 to $5,980 in the first quarter of 1996. This increase of $759 (15%) is primarily due to $2,350 higher direct expenses incurred by the Company in 1996, partially offfset by less staff time being required to manage the Company's operations.

CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners.

The Company will continue to recover its reserves and distribute to the partners the net proceeds realized from the sale of oil and gas production after payment of debt obligations. Distributions were suspended in the first quarter of 1996. Distribution amounts are subject to change if net revenues are greater or less than expected. It is anticipated that periodic distributions will be made by the Company as cash becomes available.

As of March 31, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

                           PART II. OTHER INFORMATION

  Item 1.         Legal proceedings.

                  None

  Item 2.         Changes in Securities.

                  None

  Item 3.         Defaults upon Senior Securities.

                  Not Applicable

  Item 4.         Submission of Matters to a Vote of Security Holders.

                  Not Applicable

  Item 5.         Other Information.

                  Not Applicable

  Item 6.         Exhibits and Reports on Form 8-K.

                  (a)  There are no exhibits to this report.

                  (b) The  Company  filed  no  reports  on Form  8-K
                      during the quarter ended March 31, 1996.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                      ENEX OIL & GAS INCOME
                                                     PROGRAM IV - 4, L.P.
                                                          (Registrant)



                                                  By:ENEX RESOURCES CORPORATION
                                                         General Partner



                                                  By: /s/ R. E. Densford
                                                          R. E. Densford
                                                    Vice President, Secretary
                                                  Treasurer and Chief Financial
                                                             Officer




May 11, 1996                                      By: /s/ James A. Klein
                                                     -------------------
                                                          James A. Klein
                                                       Controller and Chief
                                                        Accounting Officer