Form 10QSB
period 1996-06-30
ENEX OIL & GAS INCOME PROGRAM IV SERIES 4 L P
filed 1996-08-14
CIK 855112

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          For the transition period from.......to.........

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

                           Issuer's telephone number:
                                 (713) 358-8401


         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                   Yes x      No

Transitional Small Business Disclosure Format (Check one):

                                   Yes        No x

                              PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 4, L.P.
BALANCE SHEET
- ------------------------------------------------------------------------------

                                                                JUNE 30,
ASSETS                                                            1996
                                                         ---------------------
                                                              (Unaudited)
CURRENT ASSETS:
  Cash                                                   $              7,951
  Accounts receivable - oil & gas sales                                10,180
  Other current assets                                                  1,040
                                                         ---------------------

Total current assets                                                   19,171
                                                         ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities             1,159,479
  Less  accumulated depreciation and depletion                      1,041,239
                                                         ---------------------

Property, net                                                         118,240
                                                         ---------------------

TOTAL                                                    $            137,411
                                                         =====================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                      $              1,732
   Payable to general partner                                          26,881
                                                         ---------------------

Total current liabilities                                              28,613
                                                         ---------------------

NONCURRENT PAYABLE TO GENERAL PARTNER                                  53,764
                                                         ---------------------

PARTNERS' CAPITAL:
   Limited partners                                                    48,090
   General partner                                                      6,944
                                                         ---------------------

Total partners' capital                                                55,034
                                                         ---------------------

TOTAL                                                    $            137,411
                                                         =====================


See accompanying notes to financial statements.
- ---------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 4, L.P.
STATEMENTS OF OPERATIONS
- -----------------------------------------------------------------------------


(UNAUDITED)                                  QUARTER ENDED                            SIX MONTHS ENDED
                                    --------------------------------------    --------------------------------------

                                        JUNE 30,              JUNE 30,             JUNE 30,             JUNE 30,
                                          1996                  1995                 1996                 1995
                                    -----------------    -----------------    -----------------    -----------------

REVENUES:
  Oil, gas and gas plant sales        $       25,274     $         24,684     $         53,679    $         49,179
                                    -----------------    -----------------    -----------------    -----------------

EXPENSES:
  Depreciation and depletion                   4,813               17,936               12,241               31,707
  Impairment of property                           -                    -              243,005                    -
  Lease operating expenses                     4,940                4,767               10,233               13,044
  Production taxes                             1,462                1,181                2,950                2,488
  General and administrative                   4,679                4,247               10,659                9,468
                                    -----------------    -----------------    -----------------    -----------------

Total expenses                                15,894               28,131              279,088               56,707
                                    -----------------    -----------------    -----------------    -----------------

NET INCOME (LOSS)                       $      9,380     $         (3,447)    $       (225,409)    $         (7,528)
                                    =================    =================    =================    =================



See accompanying notes to financial statements.
- --------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM IV - SERIES 4, L.P.
STATEMENTS OF CASH FLOWS
- -----------------------------------------------------------------------------

(UNAUDITED)
                                                               SIX MONTHS ENDED
                                                      --------------------------------------------

                                                            JUNE 30,                JUNE 30,
                                                              1996                    1995
                                                      --------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                              $    (225,409)       $          (7,528)
                                                      --------------      -------------------

Adjustments to reconcile net loss to net cash
   provided by operating activities:
  Depreciation and depletion                                 12,241                   31,707
  Impairment of property                                    243,005                        -
(Increase) decrease in:
  Accounts receivable - oil & gas sales                      (2,467)                   1,508
  Receivable from affiliated limited partnership                  -                     (509)
  Other current assets                                          767                     (303)
Increase (decrease) in:
   Accounts payable                                          (6,931)                  (3,907)
   Payable to general partner                                (4,543)                  (8,041)
                                                      --------------      -------------------

Total adjustments                                           242,072                   20,455
                                                      --------------      -------------------

Net cash provided by operating activities                    16,663                   12,927
                                                      --------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs                   (2,298)                  (2,818)
                                                      --------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions                                       (9,652)                  (9,354)
                                                      --------------      -------------------

NET INCREASE IN CASH                                          4,713                      755

CASH AT BEGINNING OF YEAR                                     3,238                    4,633
                                                      --------------      -------------------

CASH AT END OF PERIOD                                 $       7,951          $         5,388
                                                      ==============      ===================



See accompanying notes to financial statements.
- -------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 4, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. A cash distribution was made to the limited partners of the Company in the amount of $7,069, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on April 30, 1996.

3.) On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


Second Quarter 1995 Compared to Second Quarter 1996

Oil, gas and gas plant sales for the second quarter increased to $25,274 in 1996 from $24,684 in 1995. This represents an increase of $590 (2%). Oil sales increased by $618 or 3%. A 13% increase in the average oil sales price increased sales by $2,203. This increase was partially offset by a 9% decrease in oil production. Gas sales increased by $2,747 or 79%. A 75% increase in the average gas sales price increased sales by $2,668. A 2% increase in gas production increased sales by an additional $79. Sales of plant products decreased by $2,775. A 93% decrease in the production of plant products reduced sales by $3,039. This decrease was partially offset by a 107% increase in the average plant product sales price. The decrease in oil production was primarily due to natural production declines. The increase in gas production was primarily the result of enhanced production improvements on the Concord acquisition, partially offset by natural production declines. The lower production of plant products was due to the recognition of back revenues from the Kalkaska gas plant in the second quarter of 1995. The higher average plant product sales price was primarily due to recognition of back revenues from the Kalkaska gas plant in the second quarter of 1995, which had a relatively lower sales price. The changes in the average oil sales price correspond with changes in the overall market for the sale of oil. The higher average gas sales price was primarily the result of relatively higher production from the Concord acquisition, which has a relatively higher gas sales price, coupled with higher prices in the overall market for the sale of gas.

Lease operating expenses increased to $4,940 in the second quarter of 1996 from $4,767 in the second quarter of 1995. The increase of $173 (4%) is primarily due to higher operating costs on the Concord acquisition in the second quarter of 1996.

Depreciation and depletion expense decreased to $4,813 in the second quarter of 1996 from $17,936 in the second quarter of 1995. This represents a decrease of $13,123 (73%). A 62% decrease in the depletion rate reduced depreciation and depletion expense by $7,744. The changes in production, noted above, reduced depreciation and depletion expense by an additional $5,379. The rate decrease was primarily due to the lower property basis resulting from the recognition of a $243,005 impairment of property in the first quarter of 1996.

General and administrative expenses increased to $4,679 in the second quarter of 1996 from $4,247 in the second quarter of 1995. This increase of $432 (10%) is primarily due to more staff time being required to manage the Company's operations.


First Six Months in 1995 Compared to First Six Months in 1996

Oil, gas and gas plant sales for the first six months increased to $53,679 in 1996 from $49,179 in 1995. This represents an increase of $4,500 (9%). Oil sales increased by $3,626 or 10%. A

16% increase in the average oil sales price increased sales by $5,423. This increase was partially offset by a 5% decrease in oil production. Gas sales increased by $4,297 or 47%. A 5% increase in gas production increased sales by $422. A 41% increase in the average gas sales price increased sales by an additional $3,875. Sales of plant products decreased by $3,423. An 88% decrease in the production of plant products reduced sales by $3,886. This decrease was partially offset by a 91% increase in the average plant product sales price. The decrease in oil production was primarily due to natural production declines. The increase in gas production was primarily the result of enhanced production improvements on the Concord acquisition, partially offset by natural production declines. The lower production of plant products was due to the recognition of back revenues from the Kalkaska gas plant in the second quarter of 1995. The higher average plant product sales price was primarily due to recognition of back revenues from the Kalkaska gas plant in the second quarter of 1995, which had a relatively lower sales price. The changes in the average oil sales price correspond with changes in the overall market for the sale of oil. The higher average gas sales price was primarily the result of relatively higher production from the Concord acquisition, which has a relatively higher gas sales price, coupled with higher prices in the overall market for the sale of gas.

Lease operating expenses decreased to $10,233 in the first six months of 1996 from $13,044 in the first six months of 1995. The decrease of $2,811 (22%) is primarily due to the changes in production, noted above.

Depreciation and depletion expense decreased to $12,241 in the first six months of 1996 from $31,707 in the first six months of 1995. This represents a decrease of $19,466 (61%). The changes in production, noted above, caused depreciation and depletion expense to decrease by $5,951, while a 52% decrease in the depletion rate reduced depreciation and depletion expense by an additional $13,515. The rate decrease was primarily due to the lower property basis resulting from the recognition of a $243,005 impairment of property in the first quarter of 1996.

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

General and administrative expenses increased to $10,659 in the first six months of 1996 from $9,468 in the first six months of 1995. This increase of $1,191 (13%) is primarily due to more staff time being required to manage the Company's operations in 1996.

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

The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized from the sale of oil and gas production. Distribution amounts are subject to change if net revenues are greater or less than expected. Nonetheless, the general partner believes the Company will continue to have sufficient cash flow to fund operations and to maintain a regular pattern of distributions.

On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

As of June 30, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                ENEX OIL & GAS INCOME
                                            PROGRAM IV - SERIES 4, L.P.
                                                    (Registrant)



                                            By:ENEX RESOURCES CORPORATION
                                                   General Partner



                                            By: /s/ R. E. Densford
                                                    R. E. Densford
                                              Vice President, Secretary
                                            Treasurer and Chief Financial
                                                       Officer





August 13, 1996                             By: /s/ James A. Klein
                                               -------------------
                                                     James A. Klein
                                                 Controller and Chief
                                                  Accounting Officer