Form 10QSB
period 1996-09-30
ENEX OIL & GAS INCOME PROGRAM IV SERIES 4 L P
filed 1996-11-14
CIK 855112

United States
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-QSB


           [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1996

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
BALANCE SHEET
----------------------------------------------------------------------------

                                                                September 30,
ASSETS                                                              1996
                                                                --------------
                                                                  (Unaudited)
CURRENT ASSETS:
  Cash                                                         $      5,913
  Accounts receivable - oil & gas sales                              12,904
  Other current assets                                                6,062
                                                               -------------

Total current assets                                                 24,879
                                                               -------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities           1,162,418
  Less  accumulated depreciation and depletion                    1,048,360
                                                               -------------

Property, net                                                       114,058
                                                               -------------

TOTAL                                                          $    138,937
                                                               =============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                            $        562
   Payable to general partner                                        23,743
                                                               -------------

Total current liabilities                                            24,305
                                                               -------------

NONCURRENT PAYABLE TO GENERAL PARTNER                                47,486
                                                               -------------

PARTNERS' CAPITAL:
   Limited partners                                                  58,279
   General partner                                                    8,867
                                                               -------------

Total partners' capital                                              67,146
                                                               -------------

TOTAL                                                          $    138,937
                                                               =============

Number of $500 Limited Partner units outstanding                      2,520

See accompanying notes to financial statements.
----------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 4, L.P.
STATEMENTS OF OPERATIONS
------------------------------------------------------------------------


(UNAUDITED)                               QUARTER ENDED                          NINE MONTHS ENDED
                                 --------------------------------------    ----------------------------------------

                                   September 30,        September 30,        September 30,         September 30,
                                       1996                  1995                 1996                  1995
                                 -----------------    -----------------    -----------------    -------------------

REVENUES:
  Oil and gas sales                $        33,240     $         24,645     $         86,919     $           73,824
                                 -----------------    -----------------    -----------------    -------------------

EXPENSES:
  Depreciation and depletion                7,121               12,522               19,362                 44,229
  Impairment of property                        -                    -              243,005                      -
  Lease operating expenses                  4,737                4,822               14,970                 17,866
  Production taxes                          1,887                1,299                4,837                  3,787
  General and administrative                3,775                4,622               14,434                 14,090
                                 -----------------    -----------------    -----------------    -------------------

Total expenses                             17,520               23,265              296,608                 79,972
                                 -----------------    -----------------    -----------------    -------------------

NET INCOME (LOSS)                  $       15,720     $          1,380     $       (209,689)    $           (6,148)
                                 =================    =================    =================    ===================




See accompanying notes to financial statements.
-----------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM IV - SERIES 4, L.P.
STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------

(UNAUDITED)
                                                            NINE MONTHS ENDED
                                                       --------------------------------------------

                                                          September 30,            September 30,
                                                               1996                    1995
                                                       -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                             $         (209,689)        $         (6,148)
                                                       -------------------      -------------------

Adjustments to reconcile net (loss) to net cash
   provided by operating activities:
  Depreciation and depletion                                       19,362                   44,229
  Impairment of property                                          243,005                        -
(Increase) decrease in:
  Accounts receivable - oil & gas sales                            (5,191)                   1,651
  Other current assets                                             (4,255)                     686
(Decrease) in:
   Accounts payable                                                (8,101)                  (5,228)
   Payable to general partner                                     (13,959)                 (18,235)
                                                       -------------------      -------------------

Total adjustments                                                 230,861                   23,103
                                                       -------------------      -------------------

Net cash provided by operating activities                          21,172                   16,955
                                                       -------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs                         (5,237)                  (4,554)
                                                       -------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions                                            (13,260)                 (15,766)
                                                       -------------------      -------------------

NET INCREASE (DECREASE) IN CASH                                     2,675                   (3,365)

CASH AT BEGINNING OF YEAR                                           3,238                    4,633
                                                       -------------------      -------------------

CASH AT END OF PERIOD                                  $            5,913          $         1,268
                                                       ===================      ===================




See accompanying notes to financial statements.
----------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 4, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. A cash distribution was made to the limited partners of the Company in the amount of $2,871, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on July 31, 1996.

3. On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation.


Third Quarter 1995 Compared to Third Quarter 1996

Oil and gas sales for the third quarter increased to $33,240 in 1996 from $24,645 in 1995. This represents an increase of $8,595 (34%). Oil sales increased by $7,080 or 39%. A 31% increase in the average oil sales price increased sales by $6,056. A 6% increase in oil production increased sales by an additional $1,024. Gas sales increased by $1,515 or 24%. A 25% increase in the average gas sales price increased sales by $1,553. This was partially offset by a 1% decrease in gas production. The changes in the average oil and gas sales prices correspond with changes in the overall market for the sale of oil and gas. The increase in oil production was primarily due to higher production from the El Mac acquisition which had an acidization treatment in the third quarter of 1996. The slight decrease in gas production was primarily due to natural production declines partially offset by higher production from the El Mac acquisition, as noted above.

Lease operating expenses decreased to $4,737 in the third quarter of 1996 from $4,822 in the third quarter of 1995. The decrease of $85 (2%) is primarily due to higher operating costs on the Concord acquisition in the third quarter of 1995.

Depreciation and depletion expense decreased to $7,121 in the third quarter of 1996 from $12,522 in the third quarter of 1995. This represents a decrease of $5,401 (43%). A 45% decrease in the depletion rate reduced depreciation and depletion expense by $5,875. This decrease was partially offset by the changes in production, noted above. The rate decrease was primarily due to the lower property basis resulting from the recognition of a $243,005 impairment of property in the first quarter of 1996.

General and administrative expenses decreased to $3,775 in the third quarter of 1996 from $4,622 in the third quarter of 1995. This decrease of $847 (18%) is primarily due to less staff time being required to manage the Company's operations.


First Nine Months in 1995 Compared to First Nine Months in 1996

Oil, gas and gas plant sales for the first nine months increased to $86,919 in 1996 from $73,824 in 1995. This represents an increase of $13,095 (18%). Oil sales increased by $10,660 or 20%. A 21% increase in the average oil sales price increased sales by $11,305. This increase was partially offset by a 1% decrease in oil production. Gas sales increased by $5,812 or 37%. A 3% increase in gas production increased sales by $446. A 34% increase in the average gas sales price increased sales by an additional $5,366. Sales of plant products decreased by $3,377. An 84% decrease in the production of plant products reduced sales by $4,070. This decrease was partially offset by an 88% increase in the average plant product sales price. The decrease in oil production was primarily due to natural production declines. The increase in gas production was primarily the result of enhanced production improvements on the Concord acquisition, partially offset by natural production declines. The lower production of plant products was due to the recognition of back revenues from the Kalkaska gas plant in the second quarter of 1995. The higher average plant product sales price was primarily due to recognition of back revenues from the Kalkaska gas plant in the second quarter of 1995, which had a relatively lower sales price. The changes in the average oil sales price correspond with changes in the overall market for the sale of oil. The higher average gas sales price was primarily the result of relatively higher production from the Concord acquisition, which has a relatively higher gas sales price, coupled with higher prices in the overall market for the sale of gas.

Lease operating expenses decreased to $14,970 in the first nine months of 1996 from $17,866 in the first nine months of 1995. The decrease of $2,896 (16%) is primarily due to the changes in production, noted above.

Depreciation and depletion expense decreased to $19,362 in the first nine months of 1996 from $44,229 in the first nine months of 1995. This represents a decrease of $24,867 (56%). The changes in production, noted above, caused depreciation and depletion expense to decrease by $5,330, while a 50% decrease in the depletion rate reduced depreciation and depletion expense by an additional $19,537. The rate decrease was primarily due to the lower property basis resulting from the recognition of a $243,005 impairment of property in the first quarter of 1996.

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

General and administrative expenses increased to $14,434 in the first nine months of 1996 from $14,090 in the first nine months of 1995. This increase of $344 (2%) is primarily due to more staff time being required to manage the Company's operations in 1996.

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

On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

As of September 30, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1996.

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


                                               ENEX OIL & GAS INCOME
                                           PROGRAM IV - SERIES 4, L.P.
                                                   (Registrant)



                                           By:ENEX RESOURCES CORPORATION
                                                  General Partner



                                           By: /s/ R. E. Densford
                                                   R. E. Densford
                                             Vice President, Secretary
                                           Treasurer and Chief Financial
                                                      Officer





November 13, 1996                          By: /s/ James A. Klein
                                              -------------------
                                                    James A. Klein
                                                Controller and Chief
                                                 Accounting Officer