Form 10QSB/A
period 1996-09-30
ENEX OIL & GAS INCOME PROGRAM IV SERIES 4 L P
filed 1997-01-08
CIK 855112

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
BALANCE SHEET
----------------------------------------------------------------------------

                                                                September 30,
ASSETS                                                              1996
                                                                --------------
                                                                  (Unaudited)
CURRENT ASSETS:
  Cash                                                         $      5,913
  Accounts receivable - oil & gas sales                              12,904
  Other current assets                                                6,062
                                                               -------------

Total current assets                                                 24,879
                                                               -------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities           1,162,418
  Less  accumulated depreciation and depletion                    1,048,360
                                                               -------------

Property, net                                                       114,058
                                                               -------------

TOTAL                                                          $    138,937
                                                               =============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                            $        562
   Payable to general partner                                        71,229
                                                               -------------

Total current liabilities                                            71,791
                                                               -------------

PARTNERS' CAPITAL:
   Limited partners                                                  58,279
   General partner                                                    8,867
                                                               -------------

Total partners' capital                                              67,146
                                                               -------------

TOTAL                                                          $    138,937
                                                               =============

Number of $500 Limited Partner units outstanding                      2,520


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
                                 =================    =================    =================    ===================




See accompanying notes to financial statements.
-----------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 4, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
------------------------------------------------------------------------------
                                                                                    PER $500
                                                                                    LIMITED
                                                                                    PARTNER
                                                 GENERAL           LIMITED          UNIT OUT-
                                  TOTAL          PARTNER          PARTNERS          STANDING
                               --------------   -------------    --------------     --------

BALANCE, JANUARY 1, 1994       $     360,211    $      1,478      $    358,733      $   142

CASH DISTRIBUTIONS                   (26,485)         (2,647)          (23,838)          (9)

NET INCOME (LOSS)                    (23,992)          4,937           (28,929)         (11)
                               --------------   -------------    --------------     --------

BALANCE, DECEMBER 31, 1994           309,734           3,768           305,966          122

CASH DISTRIBUTIONS                   (20,489)         (2,049)          (18,440)          (7)

NET INCOME (LOSS)                        850           3,997            (3,147)          (1)
                               --------------   -------------    --------------     --------

BALANCE, DECEMBER 31, 1995     $     290,095    $      5,716       $   284,379      $   114

CASH DISTRIBUTIONS                   (13,260)         (2,115)          (11,145)          (4)

NET INCOME (LOSS)                   (209,689)          5,266          (214,955)         (85)
                               --------------   -------------    --------------     --------

BALANCE, SEPTEMBER 30, 1996    $      67,146    $      8,867       $    58,279 (1)  $    24
                               ==============   =============    ==============     ========

(1)  Includes 294 units purchased by the general partner as a limited partner.



See accompanying notes to financial statements.
------------------------------------------------------------------------------
                                       I-3

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


4. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of
     Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $243,005 for certain oil and gas properties due to market changes in the overall market for the sale of oil and gas and significant decreases in the projected production from the Lake Decade acquisition, which indicated that the carrying amounts were not fully recoverable.

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


The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $243,005 for certain oil and gas properties due to market oil and gas properties due to market changes in the overall market for the sale of oil and gas and significant decreases in the projected production from the Lake Decade acquisition, which indicated that the carrying amounts were not fully recoverable.


General and administrative expenses increased to $14,434 in the first nine months of 1996 from $14,090 in the first nine months of 1995. This increase of $344 (2%) is primarily due to more staff time being required to manage the Company's operations in 1996.

CAPITAL RESOURCES AND LIQUIDITY


The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners. The Company's "available cash flow" is essentially equal to the net amount of cash provided by operating, financing and investing activities.


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


                                               ENEX OIL & GAS INCOME
                                           PROGRAM IV - SERIES 4, L.P.
                                                   (Registrant)



                                           By:ENEX RESOURCES CORPORATION
                                                  General Partner



                                           By: /s/ R. E. Densford
                                                   R. E. Densford
                                             Vice President, Secretary
                                           Treasurer and Chief Financial
                                                      Officer





December 23, 1996                          By: /s/ James A. Klein
                                              -------------------
                                                    James A. Klein
                                                Controller and Chief
                                                 Accounting Officer