Form 10KSB/A
period 1995-12-31
ENEX OIL & GAS INCOME PROGRAM IV SERIES 4 L P
filed 1997-02-04
CIK 855112

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



See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 4, L.P.

STATEMENTS OF OPERATIONS
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
------------------------------------------------------------------------------

                                                        1995                  1994
                                                -------------------    -------------------

REVENUES:
  Oil, gas and plant product sales              $           94,299     $          109,257
                                                -------------------    -------------------

EXPENSES:
  Depreciation, depletion and amortization                  39,101                 73,343
  Lease operating expenses                                  25,943                 25,983
  Production taxes                                           4,860                  5,932
  General and administrative:
    Allocated from general partner                          18,093                 21,342
    Direct expense                                           5,452                  6,649
                                                -------------------    -------------------

Total expenses                                              93,449                133,249
                                                -------------------    -------------------

NET INCOME (LOSS)                               $              850      $         (23,992)
                                                ===================    ===================



See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 4, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
--------------------------------------------------------------------------

                                                                                                   PER $500
                                                                                                    LIMITED
                                                                                                    PARTNER
                                                          GENERAL              LIMITED             UNIT OUT-
                                      TOTAL               PARTNER             PARTNERS             STANDING
                               ------------------   ------------------    -----------------    -----------------

BALANCE, JANUARY 1, 1994       $         360,211     $          1,478       $      358,733        $         142

CASH DISTRIBUTIONS                       (26,485)              (2,647)             (23,838)                  (9)

NET INCOME (LOSS)                        (23,992)               4,937              (28,929)                 (11)
                               ------------------   ------------------    -----------------    -----------------

BALANCE, DECEMBER 31, 1994               309,734                3,768              305,966                  122

CASH DISTRIBUTIONS                       (20,489)              (2,049)             (18,440)                  (7)

NET INCOME (LOSS)                            850                3,997               (3,147)                  (1)
                               ------------------   ------------------    -----------------    -----------------

BALANCE, DECEMBER 31, 1995     $         290,095    $           5,716       $      284,379 (1)      $       114
                               ==================   ==================    =================    =================



(1)  Includes 263 units purchased by the general partner as a limited partner.



See accompanying notes to financial statements.
-----------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM IV - SERIES 4, L.P.

STATEMENTS OF CASH FLOWS
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
-----------------------------------------------------------------------------

                                                                  1995                    1994
                                                          -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                         $              850          $       (23,992)
                                                          -------------------      -------------------

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities
  Depreciation, depletion and amortization                            39,101                   73,343
(Increase) decrease in:
  Accounts receivable - oil, gas & plant product sales                 2,074                   (1,577)
  Receivable from affiliated limited partnership                         116                     (116)
  Other current assets                                                    96                      657
Increase (decrease) in:
   Accounts payable                                                      638                    1,739
   Payable to general partner                                        (18,801)                  (9,549)
                                                          -------------------      -------------------

Total adjustments                                                     23,224                   64,497
                                                          -------------------      -------------------

Net cash provided by operating activities                             24,074                   40,505
                                                          -------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs                            (4,980)                  (7,667)
    Acquisition of proved oil & gas properties                             -                   (2,722)
                                                          -------------------      -------------------

Net cash used by investing activities                                 (4,980)                 (10,389)
                                                          -------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions                                               (20,489)                 (26,485)
                                                          -------------------      -------------------

NET INCREASE (DECREASE) IN CASH                                       (1,395)                   3,631

CASH AT BEGINNING OF YEAR                                              4,633                    1,002
                                                          -------------------      -------------------

CASH AT END OF YEAR                                       $            3,238         $          4,633
                                                          ===================      ===================



See accompanying notes to financial statements.
--------------------------------------------------------------------------

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

Set forth below is a reconciliation of net income (loss) as reflected in the accompanying financial statements and net income (loss) for federal income tax purposes for the year ended December 31, 1995:

                                                                                   Allocable to               Per $500 Limited
                                                                    -------------------------------------
                                                                          General            Limited              Partner Unit
                                                      TOTAL               Partner           Partners              Outstanding
                                               ------------------   ------------------  -----------------    ----------------------
Net income (loss) as reflected in the
     accompanying financial statements         $             850    $           3,997      $      (3,147)                       (1)
Reconciling items:
  Intangible drilling costs
     capitalized for financial
     reporting purposes which
     were charged-off for federal
     income tax purposes                                  (4,710)                (471)            (4,239)                       (2)
  Difference in depreciation,
     depletion and amortization
     computed for federal income
     tax purposes and the amount
     computed for financial
     reporting purposes                                  (42,376)                   -            (42,376)                      (17)
                                               ------------------   ------------------  -----------------    ----------------------

Net income (loss) for federal
   income tax purposes                         $         (46,236)   $           3,526       $    (49,762)                      (20)
                                               ==================   ==================  =================    ======================

Net income (loss) for federal income tax purposes is a summation of ordinary income (loss), portfolio income (loss), cost depletion and intangible drilling costs as presented in the Company's federal income tax return.

Set forth below is a reconciliation between partners' capital as reflected in the accompanying financial statements and partners' capital for federal income tax purposes as of December 31, 1995:

                                                                                   Allocable to               Per $500 Limited
                                                                    -------------------------------------
                                                                          General            Limited              Partner Unit
                                                      TOTAL               Partner           Partners              Outstanding
                                               ------------------   ------------------  -----------------    ----------------------
Partners' capital as reflected in the
     accompanying financial statements         $         290,095    $           5,716    $       284,379                       114
Reconciling items:
  Intangible drilling costs
     capitalized for financial
     reporting purposes which
     were charged-off for federal
     income tax purposes                                 (26,236)              (2,708)           (23,528)                       (9)
  Difference in accumulated
     depreciation, depletion and
     amortization for financial
     reporting and federal income
     tax purposes                                         23,818                    -             23,818                         9
  Commissions and syndication
     fees capitalized for federal
     income tax purposes                                 119,695                    -            119,695                        47
                                               ------------------   ------------------  -----------------    ----------------------

Partners' capital for federal
     income tax purposes                       $         407,372    $           3,008    $       404,364                       161
                                               ==================   ==================  =================    ======================

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

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 4, L.P.

SUPPLEMENTARY OIL AND GAS INFORMATION
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
-----------------------------------------------------------------------------

Proved Oil and Gas Reserve Quantities (Unaudited)

The following presents an estimate of the Company's proved oil and gas reserve quantities and changes therein for each of the two years in the period ended December 31, 1995. Oil reserves are stated in barrels ("BBLS") and natural gas in thousand cubic feet ("MCF"). The amounts per $500 limited partner unit do not include a potential 5% reduction after payout. All of the Company's reserves are located within the United States.

                                                        Per $500                                  Per $500
                                                         Limited              Natural              Limited
                                     Oil              Partner Unit              Gas             Partner Unit
                                    (BBLS)             Outstanding             (MCF)             Outstanding
                                    ------------    ------------------   ------------------   ------------------

PROVED DEVELOPED AND
    UNDEVELOPED RESERVES:
January 1, 1994                          22,834                     9              138,346                   50

    Revisions of previous estimates       4,062                     1                 (758)                   -
    Purchases of mineral in place           316                     -                  425                    -
    Production                           (4,909)                   (2)             (16,193)                  (6)
                                    ------------    ------------------   ------------------   ------------------

December 31, 1994                        22,303                     8              121,820                   44

    Revisions of previous estimates       9,001                     3                  492                    -
    Production                           (5,036)                   (2)             (10,013)                  (4)
                                    ------------    ------------------   ------------------   ------------------

December 31, 1995                        26,268                     9              112,299                   40
                                    ============    ==================   ==================   ==================


PROVED DEVELOPED RESERVES:

January 1, 1994                          21,274                     8               62,727                   22
                               =================    ==================   ==================   ==================

December 31, 1994                        20,738                     7               46,201                   16
                               =================    ==================   ==================   ==================

December 31, 1995                        24,703                     9               36,680                   13
                               =================    ==================   ==================   ==================

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

              R. E. Densford


     /s/      James A. Klein            Controller and Chief Accounting Officer

             -----------------

              James A. Klein

                                   /s/ Robert D. Carl, III

                                   --------------------------

                                       Robert D. Carl, III       Director



                                   /s/ Martin J. Freedman

                                   --------------------------

                                       Martin J. Freedman        Director


                                   /s/ William C. Hooper, Jr.

                                   --------------------------

                                       William C. Hooper, Jr.    Director


                                   /s/ Tom Shorney

                                   --------------------------

                                       Tom Shorney               Director


                                   /s/ Stuart Strasner

                                   --------------------------

                                       Stuart Strasner           Director