Form 10QSB
period 1997-03-31
ENEX OIL & GAS INCOME PROGRAM IV SERIES 4 L P
filed 1997-05-15
CIK 855112

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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
BALANCE SHEET
--------------------------------------------------------------------------------

                                                                 MARCH 31,
ASSETS                                                              1997
                                                           ---------------------
                                                                (Unaudited)
CURRENT ASSETS:
  Cash                                                     $             11,745
  Accounts receivable - oil & gas sales                                  11,852
  Other current assets                                                      814
                                                           ---------------------

Total current assets                                                     24,411
                                                           ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities               1,165,475
  Less  accumulated depreciation and depletion                        1,055,420
                                                           ---------------------

Property, net                                                           110,055
                                                           ---------------------

TOTAL                                                      $            134,466
                                                           =====================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                        $              3,993
   Payable to general partner                                            55,476
                                                           ---------------------

Total current liabilities                                                59,469
                                                           ---------------------

PARTNERS' CAPITAL:
   Limited partners                                                      64,636
   General partner                                                       10,361
                                                           ---------------------

Total partners' capital                                                  74,997
                                                           ---------------------

TOTAL                                                      $            134,466
                                                           =====================


Number of $500 Limited Partner units outstanding                          2,520





See accompanying notes to financial statements.
--------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 4, L.P.
STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------

(UNAUDITED)                                THREE MONTHS ENDED
                                    ----------------------------------------

                                       MARCH 31,              MARCH 31,
                                          1997                  1996
                                  -------------------    -------------------

REVENUES:
  Oil and gas sales               $           32,170        $        28,405
                                  -------------------    -------------------

EXPENSES:
  Depreciation and depletion                   5,432                  7,428
  Impairment of property                           -                243,005
  Lease operating expenses                     6,851                  5,293
  Production taxes                             1,766                  1,488
  General and administrative                   3,939                  5,980
                                  -------------------    -------------------

Total expenses                                17,988                263,194
                                  -------------------    -------------------

NET INCOME (LOSS)                 $           14,182        $      (234,789)
                                  ===================    ===================



See accompanying notes to financial statements.
-----------------------------------------------------------------------------
                                       I-2

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 4, L.P.

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 1996 AND
FOR THE THREE MONTHS ENDED MARCH 31, 1997
------------------------------------------------------------------------------

                                                                                                PER $500
                                                                                                 LIMITED
                                                                                                 PARTNER
                                                       GENERAL              LIMITED             UNIT OUT-
                                   TOTAL               PARTNER             PARTNERS             STANDING
                            ------------------   ------------------    -----------------    -----------------

BALANCE, JANUARY 1, 1996    $         290,095    $           5,716        $     284,379         $        113

CASH DISTRIBUTIONS                    (20,303)              (2,821)             (17,482)                  (7)

NET INCOME (LOSS)                    (198,398)               6,561             (204,959)                 (81)
                            ------------------   ------------------    -----------------    -----------------

BALANCE, DECEMBER 31, 1996             71,394                9,456               61,938                   25

CASH DISTRIBUTIONS                    (10,579)              (1,058)              (9,521)                  (4)

NET INCOME                             14,182                1,963               12,219                    5
                            ------------------   ------------------    -----------------    -----------------

BALANCE, MARCH 31, 1997     $          74,997    $          10,361         $     64,636 (1)      $        26
                            ==================   ==================    =================    =================


(1)  Includes 294 units purchased by the general partner as a limited partner.





See accompanying notes to financial statements.
-----------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM IV - SERIES 4, L.P.
STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------

(UNAUDITED)
                                                                THREE MONTHS ENDED
                                                          ------------------------------------------

                                                             MARCH 31,                MARCH 31,
                                                                1997                    1996
                                                        -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                       $           14,182           $     (234,789)
                                                        -------------------      -------------------

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
  Depreciation and depletion                                         5,432                    7,428
  Impairment of property                                                 -                  243,005
(Increase) decrease in:
  Accounts receivable - oil & gas sales                              2,402                   (3,820)
  Other current assets                                                  (8)                     759
(Decrease) in:
   Accounts payable                                                   (566)                  (5,712)
   Payable to general partner                                       (5,105)                    (462)
                                                        -------------------      -------------------

Total adjustments                                                    2,155                  241,198
                                                        -------------------      -------------------

Net cash provided by operating activities                           16,337                    6,409
                                                        -------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs                            (620)                  (1,655)
                                                        -------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions                                             (10,579)                       -
                                                        -------------------      -------------------

NET INCREASE IN CASH                                                 5,138                    4,754

CASH AT BEGINNING OF YEAR                                            6,607                    3,238
                                                        -------------------      -------------------

CASH AT END OF PERIOD                                   $           11,745             $      7,992
                                                        ===================      ===================



See accompanying notes to financial statements.
------------------------------------------------------------------------------
                                       I-4

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 4, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. A cash distribution was made to the limited partners of the Company in the amount of $9,521, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on January 31, 1997.

3. On April 7, 1997, the Company's General Partner mailed proxy material to the limited partners with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such proxy material.

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

Item 2.            Management's Discussion and Analysis or Plan of Operation.

First Quarter 1997 Compared to First Quarter 1996

Oil and gas sales for the first quarter increased from $28,405 in 1996 to $32,170 in 1997. This represents an increase of $3,765 (13%). Oil sales increased by $2,373 or 11%. A 14% increase in average oil sales prices increased sales by $2,990. This increase was partially offset by a 3% decrease in oil production. Gas sales increased by $1,392 or 19%. A 10% increase in gas production increased sales by $750. An 8% increase in average gas sales prices increased sales by an additional $642. The lower oil production is a primarily a result of natural production declines. The increase in gas production was primarily due to higher production from the El Mac acquisition which had an acidization treatment in the third quarter of 1996. The increases in average prices correspond with higher prices in the overall market for the sale of oil and gas.

Lease operating expenses increased from $5,293 in the first quarter of 1996 to $6,851 in the first quarter of 1997. The increase of $1,558 (29%) is primarily due to the changes in production, noted above.

Depreciation and depletion expense decreased from $7,428 in the first quarter of 1996 to $5,432 in the first quarter of 1997. This represents a decrease of $1,996 (27%). A 28% decrease in the depletion rate reduced depreciation and depletion expense by $2,074. This decrease was partially offset by the changes in production, noted above. The rate decrease was primarily due to an upward revision of the oil and gas reserves during December 1996.

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

General and administrative expenses decreased from $5,980 in the first quarter of 1996 to $3,939 in the first quarter of 1997. This decrease of $2,041 (34%) is primarily due to less staff time being required to manage the Company's operations.

CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1996 to 1997 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners. The Company's "available cash flow" is essentially equal to the net amount of cash provided by operating, financing and investing activities.

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

On April 7, 1997, the Company's General Partner mailed proxy material to the limited partners with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such proxy material.

As of March 31, 1997, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended March 31, 1997.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                     ENEX OIL & GAS INCOME
                                                     PROGRAM IV - 4, L.P.
                                                     ---------------------
                                                          (Registrant)



                                                  By:ENEX RESOURCES CORPORATION
                                                     --------------------------
                                                         General Partner



                                                  By: /s/ R. E. Densford
                                                          --------------
                                                          R. E. Densford
                                                    Vice President, Secretary
                                                  Treasurer and Chief Financial
                                                             Officer




May 11, 1997                                      By: /s/ James A. Klein
                                                     -------------------
                                                          James A. Klein
                                                       Controller and Chief
                                                        Accounting Officer